Form 10-Q
period 1996-03-31
BALLYS CASINO HOLDINGS INC
filed 1996-05-15
CIK 908611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 1996


                                       or


[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934



                        Commission file number: 33-65438



                          BALLY'S CASINO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)




                Delaware                                     36-3886977
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)



8700 West Bryn Mawr Avenue, Chicago, Illinois                  60631
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (312) 399-1300




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes:   X         No:

As of April 30, 1996, all 100 outstanding shares of the registrant's common stock were held by an indirect wholly owned subsidiary of Bally Entertainment Corporation.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)



                                      INDEX
                                                                       Page
                                                                      Number
                                                                      ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:

     Condensed consolidated balance sheet (unaudited)
       March 31, 1996 and December 31, 1995..........................      1

     Condensed consolidated statement of income (unaudited)
       Three months ended March 31, 1996 and 1995....................      2

     Consolidated statement of stockholder's equity (unaudited)
       Three months ended March 31, 1996.............................      3

     Consolidated statement of cash flows (unaudited)
       Three months ended March 31, 1996 and 1995.................... 4 -  5

     Notes to condensed consolidated financial statements
       (unaudited)................................................... 6 -  8

  Item 2.  Management's discussion and analysis of results
              of operations.......................................... 9 - 12


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K..........................     13


SIGNATURE PAGE.......................................................     14

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
                      CONDENSED COLSOLIDATED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                     March 31    December 31
                                                         1996           1995
                                                   ----------    -----------
                      ASSETS

Current assets:
  Cash and equivalents............................ $  129,195    $   111,297
  Marketable securities, at fair value............      2,281          1,781
  Receivables, less allowances of $8,201
    and $7,422....................................     25,862         19,530
  Inventories.....................................      5,822          5,960
  Deferred income taxes...........................     15,177         15,897
  Other current assets............................     10,761          7,312
                                                   ----------     ----------
    Total current assets..........................    189,098        161,777

Property and equipment, less accumulated
  depreciation of $404,671 and $389,594...........    980,474        986,002
Intangible assets, less accumulated
  amortization of $3,036 and $2,549...............     29,620         27,565
Other assets......................................     70,799         73,676
                                                   ----------     ----------
                                                   $1,269,991     $1,249,020
                                                   ==========     ==========
     LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Payable to Bally Entertainment Corporation...... $   56,695     $   42,711
  Accounts payable................................     11,244         18,441
  Income taxes payable............................     13,893          5,563
  Accrued liabilities.............................     74,024         80,872
  Current maturities of long-term debt............      5,866          5,720
                                                   ----------     ----------
    Total current liabilities.....................    161,722        153,307

Long-term debt, less current maturities...........    921,421        918,940
Deferred income taxes.............................     92,631         94,174
Other liabilities.................................     11,723         11,330

Minority interests................................     24,725         25,941

Stockholder's equity..............................     57,769         45,328
                                                   ----------     ----------
                                                   $1,269,991     $1,249,020
                                                   ==========     ==========

















                             See accompanying notes.

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                               Three months
                                                             ended March 31
                                                     ----------------------
                                                           1996        1995
                                                     ----------  ----------

Revenues............................................ $  219,930  $  166,144

Costs and expenses:
  Cost of operations................................    128,702     100,673
  Selling, general and administrative...............     22,988      16,950
  Gaming development costs, including
    amortization of pre-opening costs of
    $1,961 in 1996..................................      2,530         443
  Allocations from Bally Entertainment
    Corporation.....................................      3,275       3,527
  Depreciation and amortization.....................     16,328      13,010
                                                     ----------  ----------
                                                        173,823     134,603
                                                     ----------  ----------
Operating income....................................     46,107      31,541
Gain (loss) on sales of marketable securities.......        (50)        103
Interest expense....................................    (24,064)    (22,359)
                                                     ----------  ----------
Income before income taxes, minority interests
  and extraordinary item............................     21,993       9,285
Income tax provision................................     (7,871)     (4,314)
Minority interests..................................     (1,950)     (1,234)
                                                     ----------  ----------
Income before extraordinary item....................     12,172       3,737
Extraordinary gain on extinguishment of debt........                    326
                                                     ----------  ----------
Net income.......................................... $   12,172  $    4,063
                                                     ==========  ==========




























                             See accompanying notes.

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
               CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                                 (In thousands)
                                   (Unaudited)


                                                        Retained
                                                Addi-   earnings       Total
                                               tional    (accum-      stock-
                                              paid-in     ulated    holder's
                                              capital   deficit)      equity
                                             --------   --------    --------

Balance at December 31, 1995...............  $ 48,983   $ (3,655)   $ 45,328
  Net income...............................               12,172      12,172
  Change in unrealized gain/loss on
    available-for-sale securities..........                  269         269
                                             --------   --------    --------
Balance at March 31, 1996..................  $ 48,983   $  8,786    $ 57,769
                                             ========   ========    ========















































                             See accompanying notes.

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                               Three months
                                                             ended March 31
                                                     ----------------------
                                                           1996        1995
                                                     ----------  ----------
OPERATING:
 Income before extraordinary item................... $   12,172  $    3,737
 Adjustments to reconcile to cash provided--
  Depreciation and amortization (including
    pre-opening costs)..............................     18,289      13,010
  Interest accretion on discount notes and other
    amortization included in interest expense.......      4,850       4,596
  Minority interests................................      1,950       1,234
  Provision for doubtful receivables................      1,012         947
  Deferred income taxes.............................       (998)        554
  Change in operating assets and liabilities........    (11,697)     (4,667)
  Other, net........................................        160        (389)
                                                     ----------  ----------
     Cash provided by operating activities..........     25,738      19,022

INVESTING:
 Purchases and construction of property and
   equipment........................................    (15,108)    (29,563)
 Acquisitions of Bally's Grand, Inc. common stock...     (6,995)     (7,432)
 Purchases of marketable securities.................                 (3,353)
 Net proceeds from sales of marketable securities...                  2,434
 Other, net.........................................      2,445      (2,870)
                                                     ----------  ----------
     Cash used in investing activities..............    (19,658)    (40,784)

FINANCING:
 Debt transactions--
  Increase in payable to Bally Entertainment
    Corporation.....................................     13,984       3,143
  Proceeds from construction loan...................                 10,184
  Repayments of long-term debt......................     (1,383)     (6,516)
  Debt issuance costs...............................       (783)
                                                     ----------  ----------
     Cash provided by debt transactions.............     11,818       6,811
 Equity transactions--
  Dividend paid.....................................                 (2,000)
                                                     ----------  ----------
     Cash provided by financing activities..........     11,818       4,811
                                                     ----------  ----------
Increase (decrease) in cash and equivalents.........     17,898     (16,951)
Cash and equivalents, beginning of period...........    111,297     139,729
                                                     ----------  ----------
Cash and equivalents, end of period................. $  129,195  $  122,778
                                                     ==========  ==========












                                   (continued)

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
              CONSOLIDATED STATEMENT OF CASH FLOWS--(CONTINUED)
                                 (In thousands)
                                   (Unaudited)


                                                               Three months
                                                             ended March 31
                                                     ----------------------
                                                           1996        1995
                                                     ----------  ----------
SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and
    liabilities were as follows:
      Increase in receivables....................... $   (7,344) $     (311)
      Decrease in income taxes receivable...........                  3,011
      (Increase) decrease in inventories, other
        current assets and other assets.............     (4,081)      7,006
      Decrease in accounts payable, accrued
        liabilities and other liabilities...........     (8,602)    (14,373)
      Increase in income taxes payable..............      8,330
                                                     ----------  ----------
                                                     $  (11,697) $   (4,667)
                                                     ==========  ==========

  Operating  activities  include cash  payments for
    interest and income taxes as follows:
      Interest paid................................. $   20,507  $   20,003
      Interest capitalized..........................       (159)       (747)
      Income taxes paid (net of refunds)............        540         840

  Investing activities exclude the following
    non-cash transactions--
      Purchases of marketable securities on
        margin...................................... $           $    1,311
      Sales of margined marketable securities
        (including unsettled sales).................                  4,807





























                             See accompanying notes.

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (All dollar amounts in thousands)
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Bally's Casino Holdings, Inc., a Delaware corporation ("Casino Holdings"), which is an indirect wholly owned subsidiary of Bally Entertainment Corporation ("Bally"), and the subsidiaries which it controls (collectively, the "Company"). The Company operates in one industry segment, and all significant revenues arise from the operation of a casino hotel resort in Atlantic City, New Jersey, a casino hotel resort in Las Vegas, Nevada, a dockside casino and hotel in Robinsonville, Mississippi (near Memphis, Tennessee) and a riverboat casino in New Orleans, Louisiana. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at March 31, 1996, its condensed consolidated statement of income for the three months ended March 31, 1996 and 1995, its consolidated statement of stockholder's equity for the three months ended March 31, 1996 and its consolidated statement of cash flows for the three months ended March 31, 1996 and 1995. All such adjustments were of a normal recurring nature.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 1996 presentation.

SEASONAL FACTORS

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

ACQUISITIONS OF BALLY'S GRAND, INC. COMMON STOCK

Bally's Grand, Inc. owns and operates the casino hotel resort in Las Vegas, Nevada known as "Bally's Las Vegas." During the three months ended March 31, 1996, Casino Holdings acquired 334,074 shares of Bally's Grand, Inc. common stock in several transaction for $5,765. As a result, Casino Holdings' ownership of Bally's Grand, Inc. common stock increased to approximately 85% of the shares outstanding at March 31, 1996.

ALLOCATIONS FROM BALLY AND TRANSACTIONS WITH RELATED PARTIES

Bally allocates costs to the Company (exclusive of Bally's Grand, Inc., which pays to an indirect wholly owned subsidiary of Bally a $3,000 annual management fee that is included in "Allocations from Bally Entertainment Corporation") consisting of the Company's allocable share of Bally's corporate overhead including executive salaries and benefits, public company reporting costs and other corporate headquarters' costs. While the Company does not obtain a measurable direct benefit from these allocated costs, management believes that the Company receives an indirect benefit from Bally's oversight. Bally's method for allocating costs is designed to apportion the majority of its operating costs to its subsidiaries and is generally based upon many subjective factors including various measures of operational size and extent of Bally's oversight requirements. Management of Bally believes that the methods used to allocate these costs are reasonable and expects similar allocations in future years. Because of Bally's controlling relationship with

                          BALLY'S CASINO HOLDINGS, INC.
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (All dollar amounts in thousands)
                                   (Unaudited)


the Company and the allocation of certain Bally costs, the operating results of the Company could be significantly different if the Company operated autonomously. In addition, certain of the Company's insurance coverage is obtained by Bally pursuant to corporate-wide programs. In these circumstances, Bally charges the Company its proportionate share of the respective insurance premiums.

Certain executive officers of Bally's Park Place, Inc. ("Bally's Park Place") function in a similar capacity for GNOC, CORP. (a wholly owned subsidiary of Bally which owns and operates the casino hotel resort in Atlantic City known as "The Grand"), and exercise decision-making and operational authority over both entities. No allocation of cost is made from Bally's Park Place to The Grand for these executive officers as management deems the direct allocable cost to be immaterial. In addition, certain administrative and support operations of Bally's Park Place and The Grand are consolidated, including limousine services, legal services and purchasing. Costs of these operations are allocated to or from Bally's Park Place either directly or using various formulas based on estimates of utilization of such services. On a net basis, allocations to The Grand were $108 and $61 for the three months ended March 31, 1996 and 1995, respectively, which management believes were reasonable. Bally's Park Place also leases land to The Grand, and rental income was $174 for each of the three month periods ended March 31, 1996 and 1995.

Pursuant to three notes payable, a subsidiary of Casino Holdings owes Bally $28,422 and $27,938 at March 31, 1996 and December 31, 1995, respectively. Two of these notes are payable on demand and the third is due in October 1996. These notes bear interest at varying market-based rates and interest expense related to these notes for the three months ended March 31, 1996 and 1995 was $483 and zero, respectively. In addition, Bally and Casino Holdings have a cash management arrangement whereby Bally advances available funds to Casino Holdings to generally fund project costs and working capital requirements of Casino Holdings' subsidiaries. These advances are non-interest bearing and are payable on demand.

LONG-TERM DEBT

The carrying amounts of the Company's long-term debt at March 31, 1996 and December 31, 1995 are as follows:

                                                    March 31    December 31
                                                        1996           1995
                                                 -----------    -----------
Casino Holdings:
  Senior Discount Notes due 1998, less
    unamortized discount of $39,907 and $43,917.    $157,653       $153,643
Bally's Park Place:
  9-1/4% First Mortgage Notes due 2004..........     425,000        425,000
Bally's Las Vegas:
  10-3/8% First Mortgage Notes due 2003.........     315,000        315,000
Other secured and unsecured obligations.........      29,634         31,017
                                                 -----------    -----------
Total long-term debt............................     927,287        924,660
Current maturities of long-term debt............      (5,866)        (5,720)
                                                 -----------    -----------
Long-term debt, less current maturities.........    $921,421       $918,940
                                                 ===========    ===========

During the three months ended March 31, 1995, Casino Holdings purchased $10,040 principal amount of its Senior Discount Notes due 1998 (the "Senior Discount Notes") for $6,448 in cash, which resulted in an extraordinary gain of $326, net of income taxes of $176.

                          BALLY'S CASINO HOLDINGS, INC.
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (All dollar amounts in thousands)
                                   (Unaudited)



Under the terms of the Senior Discount Notes, dividends received by Casino Holdings other than from Bally's Park Place are not available to be paid to Bally unless available pursuant to a net income test (generally limited to 50% of the Company's consolidated net income exclusive of income attributable to Bally's Park Place). At March 31, 1996, no amounts were available for the payment of dividends to Bally under such net income test. However, any dividends paid by Bally's Park Place to Casino Holdings pursuant to a separate net income test (generally limited to 50% of Bally's Park Place's aggregate consolidated net income, as defined, earned since April 1, 1994) may be declared as dividends by Casino Holdings and be paid to Bally. At March 31, 1996, $6,597 was available to be paid by Bally's Park Place to Bally, through Casino Holdings, under this separate net income test. In addition, $5,807 was available as of March 31, 1996 for the payment of dividends by Bally's Las Vegas to Casino Holdings.

INCOME TAXES

Taxable income or loss of the Company (partially exclusive of Bally's Grand, Inc., which must file its own separate consolidated federal income tax return for the period from January 1, 1995 through March 21, 1995, the date Bally's ownership percentage of outstanding common stock of Bally's Grand, Inc. increased to 80%) is included in the consolidated federal income tax return of Bally. Under a tax sharing agreement between Bally's Park Place and Bally, income taxes are allocated to Bally's Park Place based on amounts Bally's Park Place would pay or receive if it filed a separate consolidated federal income tax return, except that Bally's Park Place receives credit from Bally for the tax benefit of Bally's Park Place's net operating losses and tax credits, if any, that can be utilized in Bally's consolidated federal income tax return, regardless of whether these losses or credits could be utilized by Bally's Park Place on a separate consolidated federal income tax return basis. For periods subsequent to March 21, 1995, taxable income or loss of Bally's Grand, Inc. is also included in the consolidated federal income tax return of Bally. Under a tax sharing arrangement between Bally's Grand, Inc. and Bally, income taxes are allocated to Bally's Grand, Inc. based on amounts Bally's Grand, Inc. would pay or receive if it filed a separate consolidated federal income tax return. Casino Holdings has entered into a similar tax sharing agreement with Bally (which generally excludes Bally's Park Place and Bally's Grand, Inc. from its stand alone computation). If there is a default and following an acceleration under the Senior Discount Notes while Casino Holdings is a member of the Bally consolidated group, payments to Bally, in the aggregate, under these tax sharing agreements will be decreased (retroactively to the date of the Casino Holdings tax sharing agreement and refunded to the extent paid) to the extent that Casino Holdings would have owed less, in the aggregate, if there had been a single tax sharing agreement with Casino Holdings which included Bally's Park Place in its stand alone computation. Payments to Bally for tax liabilities are due at such time and in such amounts as payments would be required to be made to the Internal Revenue Service. Payments from Bally for tax benefits are due at the time Bally files the applicable consolidated federal income tax return. Under these tax sharing arrangements, the Company had income taxes payable to Bally of $6,581 and $429 at March 31, 1996 and December 31, 1995, respectively.

GUARANTEE

At March 31, 1996, the Company (through Bally's Park Place) was contingently liable for the guarantee of payments (up to $34,200) in the event certain nonconsolidated affiliates fail to make required payments pursuant to various contractual obligations.

                          BALLY'S CASINO HOLDINGS, INC.
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

Revenues and operating income (loss) for the Company and each of its casino properties were as follows (in millions):

                                                               Three months
                                                             ended March 31
                                                         ------------------
                                                            1996       1995
                                                         -------    -------
Consolidated (a):
  Revenues (b).........................................   $219.9     $166.1
  Operating income (c).................................     46.1       31.5

Bally's Park Place:
  Revenues.............................................   $ 94.1     $ 92.3
  Operating income.....................................     22.6       22.3

Bally's Las Vegas:
  Revenues.............................................   $ 82.1     $ 72.3
  Operating income.....................................     20.1       12.9

Bally's Mississippi (a):
  Revenues.............................................   $ 20.6     $  1.0
  Operating income (loss) (c)..........................      1.3       (1.9)

Bally's New Orleans (a):
  Revenues.............................................   $ 22.9     $   --
  Operating income.....................................      3.1         --

- - ----------

Notes:

(a) Bally's New Orleans commenced operation of its riverboat casino in July 1995 and Bally's Mississippi reopened its dockside casino in December 1995. Between December 1993 and February 1995, Bally's Mississippi operated the dockside casino at a different site.

(b) Includes interest income of $1.6 and $2.2 for the three months ended March 31, 1996 and 1995, respectively.

(c) After amortization of pre-opening costs totalling $2.0 million at Bally's Mississippi for the three months ended March 31, 1996.


Revenues and operating income of the Company for the first quarter of 1996 increased $53.8 million (32%) and $14.6 million (46%), respectively, from the 1995 quarter. These increases principally reflect improved operating results at Bally's Las Vegas and the operations of Bally's New Orleans, which commenced operation of its riverboat casino in July 1995, and Bally's Mississippi, which reopened its dockside casino in December 1995.

Bally's Park Place

Revenues of Bally's Park Place for the first quarter of 1996 were $94.1 million compared to $92.3 million for the 1995 quarter, an increase of $1.8 million (2%) primarily due to a $1.6 million (2%) increase in casino revenues. Slot revenues increased $2.1 million (4%) due to a 6% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 8.6% in the 1995 quarter to 8.4% in 1996. On average, Bally's Park Place had 89 (4%) more slot machines for the first quarter of 1996 than in 1995. Table game revenues, excluding poker, decreased $.4 million (2%) due to a decrease in the hold percentage from 16.7% in the 1995 quarter to 16.3% in 1996 offset, in

                          BALLY'S CASINO HOLDINGS, INC.
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS--(CONTINUED)


part, by a 1% increase in the drop (amount wagered). Other casino revenues decreased $.1 million (5%). Operating income of Bally's Park Place for the first quarter of 1996 was $22.6 million compared to $22.3 million for the 1995 quarter, an increase of $.3 million (1%) as the aforementioned revenue increase was offset, in part, by a 2% increase in operating expenses. Casino expenses increased $2.5 million (7%) due primarily to expanded promotional efforts. Selling, general and administrative expenses decreased $.9 million (12%) primarily due to an increase in the estimated realizable value of certain funds on deposit with the Casino Reinvestment Development Authority (the "CRDA") in the first quarter of 1996 resulting from the approved use of such funds for reimbursement of certain costs to complete several floors of hotel rooms in prior years.

Management believes that the expansion of several casino hotel facilities in Atlantic City, which includes additional hotel rooms and slot machines, has caused and will continue to cause intense promotional efforts to attract slot players as both Bally's Park Place and its competitors continue to seek to expand their share of slot revenues and maximize the utilization of their slot machines. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage has declined. Management believes that the slot win percentage will continue to be subject to competitive pressure and may decline further. In addition, proposals for several new casino hotel resorts were recently announced for the marina district in Atlantic City and, if and when such resorts are opened, capacity and competition will further increase. However, management believes Bally's Park Place is well-positioned to compete for additional casino revenues in the Atlantic City market through the attractive promotional gaming programs and special events it offers, and because of the appearance and comfort of its gaming space and hotel accommodations. During the first quarter of 1995, Bally's Park Place completed a slot machine upgrade, replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors, and reconfigured its slot machine layout, adding additional slot stools and increasing aisle space. In addition, Bally's Park Place broke ground in April 1996 for construction of a western-themed casino complex on approximately four acres of Boardwalk property it owns adjacent to its existing facility. The complex is presently planned to include approximately 75,000 square feet of casino space and cost between $80 and $100 million, with completion anticipated in mid-1997.

Bally's Las Vegas

Revenues of Bally's Las Vegas for the first quarter of 1996 were $82.1 million compared to $72.3 million for the 1995 quarter, an increase of $9.8 million (14%). Casino revenues for the 1996 quarter were $40.1 million compared to $33.2 million for 1995, an increase of $6.9 million (21%) due, in part, to additional walk-in business resulting from the June 1995 opening of a monorail system connecting Bally's Las Vegas and MGM Grand. Table game revenues increased $3.0 million (18%) due to an increase in the hold percentage from 14.3% in the 1995 quarter to 15.8% in 1996 and a 6% increase in the drop. Slot revenues increased $2.5 million (18%) due to a 19% increase in slot handle offset, in part, by a decline in the win percentage from 6.1% in the 1995 quarter to 6.0% in 1996. On average, Bally's Las Vegas had 180 (12%) more slot machines for the first quarter of 1996 than in 1995. Other casino revenues increased $1.4 million (90%) due to additional revenues generated by the relocated and expanded race and sports book room, which opened in September 1995. Rooms revenue increased $1.4 million (8%) due to a higher average room rate and an increase in the number of rooms occupied compared to the 1995 quarter. Food and beverage revenues increased $.7 million (6%) primarily due to the reinstatement of beverage service in the showrooms in the second quarter of 1995 and increased convention business, and other revenues increased $.8 million (7%) due, in part, to increased rental income from a redesign of the retail shopping mall and increased gift shop revenues. Operating income of Bally's Las Vegas for the first quarter of 1996 was $20.1 million compared to $12.9 million for the 1995 quarter, an increase of $7.2

                          BALLY'S CASINO HOLDINGS, INC.
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS--(CONTINUED)


million (56%) as the aforementioned 14% increase in revenues was offset, in part, by a 4% increase in operating expenses. Casino operating expenses increased $1.2 million (6%) due principally to increased promotional costs and increased gaming taxes associated with higher casino revenues, and depreciation and amortization expense increased $1.0 million (18%) due to major capital improvements recently completed.

There have been various public announcements concerning the expansion of existing casino hotel resorts and the development of new casino hotel resorts in Las Vegas, certain of which have commenced construction. In particular, three casino hotel resorts are expected to open on the Strip in 1996 with a total of approximately 270,000 square feet of gaming space and 6,900 guest rooms. Management believes that the additional casino and hotel room capacity resulting from the opening of new casino hotels may have a short-term negative impact on Bally's Las Vegas, but that over the long term Bally's Las Vegas benefits from the increase in the number of visitors to Las Vegas that these new properties attract. To enhance its competitiveness in the Las Vegas market, Bally's Las Vegas recently completed an extensive capital improvement program, including improvements to its frontage area along the Strip, the monorail system, the renovation of all of its hotel rooms and the new race and sports book room, among others. In addition, Bally's Grand, Inc. has announced its intention to develop a separate casino hotel resort with a Paris, France theme (the Paris Casino-Resort") on approximately 24 acres of land situated on the Strip adjacent to Bally's Las Vegas. The Paris Casino- Resort is presently planned to include, among other things, an 85,000 square- foot casino, 3,000 guest rooms and a 50-story replica of the Eiffel Tower. Construction of the Paris Casino-Resort is expected to commence in the third quarter of 1996, with completion expected in 1998. The cost of the project, exclusive of the value of the land, is presently estimated to be between $375 million and $425 million.

Bally's Mississippi

As described previously, Bally's Mississippi reopened its dockside casino in December 1995 in Robinsonville, Mississippi, where Lady Luck Gaming Corporation had constructed a 238-room hotel. Between December 1993 and February 1995, Bally's Mississippi operated the dockside casino at a different site. Revenues of Bally's Mississippi for the first quarter of 1996 were $20.6 million, and included casino revenues of $19.4 million (slot revenues were $14.3 million and table game revenues were $5.1 million) and room revenues of $.6 million. Operating income for the 1996 quarter was $1.3 million, after giving effect to the amortization of $2.0 million of pre-opening costs. Revenues of Bally's Mississippi for the first quarter of 1995 were $1.0 million. Operating loss for the 1995 quarter was $1.9 million, and included gaming-related costs (primarily slot machine lease costs) and general and administrative costs incurred during the temporary cessation of casino operations.

Mississippi gaming law does not limit the number of gaming licenses that may be granted. As a result, management believes there was a saturation of gaming facilities in and around the Memphis, Tennessee market, which led to the closing of six casinos in that market since April 1994 (including Bally's Mississippi, which was moved and reopened). As of April 30, 1996, nine gaming facilities were operating in this market, three of which are located immediately adjacent to Bally's Mississippi. These gaming facilities present significant competition for Bally's Mississippi. In addition, a casino is expected to commence operations in mid-1996 somewhat closer to Memphis than Bally's Mississippi and, upon opening, may affect Bally's Mississippi's results of operations.

Bally's New Orleans

As described previously, Bally's New Orleans commenced the operation of its riverboat casino in July 1995 in New Orleans, Louisiana. Revenues of Bally's

                          BALLY'S CASINO HOLDINGS, INC.
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS--(CONTINUED)


New Orleans for the first quarter of 1996 were $22.9 million and included casino revenues of $22.1 million (slot revenues were $17.1 million and table game revenues were $5.0 million). Operating income of Bally's New Orleans for the first quarter of 1996 was $3.1 million.

Louisiana law currently limits to fifteen the number of riverboat gaming licenses that may be granted (all of which have been granted as of April 30, 1996), with a maximum of six riverboats in any one parish. Four riverboats are presently operating in the New Orleans area (including Bally's New Orleans). During 1995, Bally's New Orleans also competed with a land-based casino which was operating at a temporary location and was expected to become the largest land-based casino in the United States when it moved to its permanent location. However, in November 1995, the competitor ceased operations at the temporary location and suspended construction at the permanent site. It is presently not known if, or when, construction of the permanent land-based facility will resume.

Interest expense

Interest expense, net of capitalized interest, was $24.1 million for the first quarter of 1996 compared to $22.4 million for the 1995 quarter, an increase of $1.7 million (8%) due to a higher average level of debt and a decrease in the amount of capitalized interest.

Income taxes

For the three months ended March 31, 1996, the effective rate of the income tax provision differed from the U.S. statutory tax rate (35%) due principally to state income taxes, substantially offset by the effects of minority interests' equity in earnings. The effective rate of the income tax provision for the three months ended March 31, 1995 differed from the U.S. statutory tax rate due to state income taxes, adjustments of prior years' taxes and certain nondeductible expenses.

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
                           PART II. OTHER INFORMATION



Item 6.   Exhibits and reports on Form 8-K

          (a) Exhibits:

                 27   Financial Data Schedule (filed electronically only).

          (b) Reports on Form 8-K:

                 None.

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               BALLY'S CASINO HOLDINGS, INC.
                                              ------------------------------
                                                        Registrant




                                                    /s/  John W. Dwyer
                                              ------------------------------
                                                       John W. Dwyer
                                               Vice President and Controller
                                                (chief accounting officer)



Dated:  May 15, 1996