Form 10-Q
period 1996-06-30
BALLYS CASINO HOLDINGS INC
filed 1996-08-14
CIK 908611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended June 30, 1996


                                       or


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

Yes:   X         No:

As of July 31, 1996, all 100 outstanding shares of the registrant's common stock were held by an indirect wholly owned subsidiary of Bally Entertainment Corporation.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)



                                      INDEX
                                                                           Page
                                                                         Number
                                                                         ------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:

     Condensed consolidated balance sheet (unaudited)
       June 30, 1996 and December 31, 1995...........................         1

     Condensed consolidated statement of income (unaudited)
       Six months ended June 30, 1996 and 1995.......................         2

     Condensed consolidated statement of income (unaudited)
       Three months ended June 30, 1996 and 1995.....................         3

     Consolidated statement of stockholders' equity (unaudited)
       Six months ended June 30, 1996................................         4

     Consolidated statement of cash flows (unaudited)
       Six months ended June 30, 1996 and 1995.......................     5 - 6

     Notes to condensed consolidated financial statements
       (unaudited)...................................................    7 - 10

  Item 2.  Management's discussion and analysis of results
              of operations..........................................   11 - 14


PART II.  OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K..........................        15


SIGNATURE PAGE.......................................................        16

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                      June 30    December 31
                                                         1996           1995
                                                   ----------    -----------
                      ASSETS

Current assets:
  Cash and equivalents............................ $  135,940    $   111,297
  Marketable securities, at fair value............      2,550          1,781
  Receivables, less allowances of $8,968
    and $7,422....................................     24,312         19,530
  Inventories.....................................      6,041          5,960
  Deferred income taxes...........................     15,663         15,897
  Other current assets............................     14,505          7,312
                                                   ----------     ----------
    Total current assets..........................    199,011        161,777

Property and equipment, less accumulated
  depreciation of $418,763 and $389,594...........    975,023        986,002
Intangible assets, less accumulated
  amortization of $3,446 and $2,549...............     29,209         27,565
Other assets......................................     69,261         73,676
                                                   ----------     ----------
                                                   $1,272,504     $1,249,020
                                                   ==========     ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable to Bally Entertainment Corporation...... $   38,601     $   42,711
  Accounts payable................................     15,577         18,441
  Income taxes payable............................      2,706          5,563
  Accrued liabilities.............................     74,360         80,872
  Current maturities of long-term debt............      8,013          5,720
                                                   ----------     ----------
    Total current liabilities.....................    139,257        153,307

Long-term debt, less current maturities...........    931,879        918,940
Deferred income taxes.............................     93,259         94,174
Other liabilities.................................     12,113         11,330

Minority interests................................     26,380         25,941

Stockholders' equity..............................     69,616         45,328
                                                   ----------     ----------
                                                   $1,272,504     $1,249,020
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

                                                                 Six months
                                                              ended June 30
                                                     ----------------------
                                                           1996        1995
                                                     ----------  ----------

Revenues............................................ $  443,526  $  338,586

Costs and expenses:
  Cost of operations................................    256,251     202,196
  Selling, general and administrative...............     48,214      34,898
  Gaming development costs, including
    amortization of pre-opening costs of
    $3,281 in 1996..................................      4,604       2,179
  Allocations from Bally Entertainment
    Corporation.....................................      6,772       6,580
  Depreciation and amortization.....................     32,976      26,096
                                                     ----------  ----------
                                                        348,817     271,949
                                                     ----------  ----------
Operating income....................................     94,709      66,637
Gain (loss) on sales of marketable securities.......        (50)        318
Interest expense....................................    (48,380)    (44,725)
                                                     ----------  ----------
Income before income taxes, minority interests
  and extraordinary item............................     46,279      22,230
Income tax provision................................    (18,829)    (11,305)
Minority interests..................................     (3,579)       (657)
                                                     ----------  ----------
Income before extraordinary item....................     23,871      10,268
Extraordinary gain on extinguishment of debt........                    326
                                                     ----------  ----------
Net income.......................................... $   23,871  $   10,594
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

                                                               Three months
                                                              ended June 30
                                                     ----------------------
                                                           1996        1995
                                                     ----------  ----------

Revenues............................................ $  223,596  $  172,442

Costs and expenses:
  Cost of operations................................    127,549     101,523
  Selling, general and administrative...............     25,226      17,948
  Gaming development costs, including
    amortization of pre-opening costs of
    $1,320 in 1996..................................      2,074       1,736
  Allocations from Bally Entertainment
    Corporation.....................................      3,497       3,053
  Depreciation and amortization.....................     16,648      13,086
                                                     ----------  ----------
                                                        174,994     137,346
                                                     ----------  ----------
Operating income....................................     48,602      35,096
Gain on sales of marketable securities..............                    215
Interest expense....................................    (24,316)    (22,366)
                                                     ----------  ----------
Income before income taxes and minority
  interests.........................................     24,286      12,945
Income tax provision................................    (10,958)     (6,991)
Minority interests..................................     (1,629)        577
                                                     ----------  ----------
Net income.......................................... $   11,699  $    6,531
                                                     ==========  ==========































                             See accompanying notes.

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)


                                                        Retained
                                                Addi-   earnings       Total
                                               tional    (accum-      stock-
                                              paid-in     ulated    holder's
                                              capital   deficit)      equity
                                             --------   --------    --------

Balance at December 31, 1995...............  $ 48,983   $ (3,655)   $ 45,328
  Net income...............................               23,871      23,871
  Change in unrealized gain/loss on
    available-for-sale securities..........                  417         417
                                             --------   --------    --------
Balance at June 30, 1996...................  $ 48,983   $ 20,633    $ 69,616
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


                                                                 Six months
                                                              ended June 30
                                                     ----------------------
                                                           1996        1995
                                                     ----------  ----------
OPERATING:
 Income before extraordinary item................... $   23,871  $   10,268
 Adjustments to reconcile to cash provided--
  Depreciation and amortization (including
    pre-opening costs)..............................     36,257      26,096
  Interest accretion on discount notes and other
    amortization included in interest expense.......      9,766       9,269
  Minority interests................................      3,579         657
  Provision for doubtful receivables................      1,918       1,315
  Deferred income taxes.............................       (950)     (5,705)
  Gain on sales of marketable securities............                   (318)
  Change in operating assets and liabilities........    (21,384)      4,517
  Other, net........................................        435      (2,299)
                                                     ----------  ----------
     Cash provided by operating activities..........     53,492      43,800

INVESTING:
 Purchases and construction of property and
   equipment........................................    (21,018)    (62,617)
 Decrease in construction-related liabilities.......     (5,040)     (4,918)
 Acquisitions of Bally's Grand, Inc. common stock...     (6,995)    (15,179)
 Purchases of marketable securities.................                 (7,141)
 Net proceeds from sales of marketable securities...                  2,435
 Other, net.........................................      1,949      (8,213)
                                                     ----------  ----------
     Cash used in investing activities..............    (31,104)    (95,633)

FINANCING:
 Debt transactions--
  Decrease in payable to Bally Entertainment
    Corporation.....................................     (4,110)     (6,722)
  Proceeds from long-term borrowings................     10,000      33,425
  Repayments of long-term debt......................     (2,823)     (6,589)
  Debt issuance costs...............................       (812)       (510)
                                                     ----------  ----------
     Cash provided by debt transactions.............      2,255      19,604
 Equity transactions--
  Dividends paid....................................                 (5,500)
                                                     ----------  ----------
     Cash provided by financing activities..........      2,255      14,104
                                                     ----------  ----------
Increase (decrease) in cash and equivalents.........     24,643     (37,729)
Cash and equivalents, beginning of period...........    111,297     139,729
                                                     ----------  ----------
Cash and equivalents, end of period................. $  135,940  $  102,000
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


                                                                 Six months
                                                              ended June 30
                                                     ----------------------
                                                           1996        1995
                                                     ----------  ----------
SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and
    liabilities were as follows:
      Decrease (increase) in receivables............ $   (6,700) $    3,709
      Decrease in income taxes receivable...........                  2,412
      Decrease (increase) in inventories, other
        current assets and other assets.............     (7,946)      4,347
      Decrease in accounts payable, accrued
        liabilities and other liabilities...........     (3,881)     (5,951)
      Decrease in income taxes payable..............     (2,857)
                                                     ----------  ----------
                                                     $  (21,384) $    4,517
                                                     ==========  ==========

  Operating activities include cash payments for
    interest and income taxes as follows:
      Interest paid................................. $   37,729  $   37,503
      Interest capitalized..........................       (210)     (2,036)
      Income taxes paid (net of refunds)............     22,637      14,690

  Investing and financing activities exclude the
    following non-cash transactions--
      Contribution of net assets into consolidated
        venture by minority interest................ $           $   13,166
      Purchases of marketable securities on
        margin (including unsettled purchases)......                  9,227
      Sales of margined marketable securities
        (including unsettled sales).................                  9,148



























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

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 1996, its condensed consolidated statements of income for the three and six months ended June 30, 1996 and 1995, its consolidated statement of stockholders' equity for the six months ended June 30, 1996 and its consolidated statement of cash flows for the six months ended June 30, 1996 and 1995. All such adjustments were of a normal recurring nature.

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

ACQUISITION OF BALLY BY HILTON HOTELS CORPORATION

In June 1996, Bally and Hilton Hotels Corporation ("Hilton") entered into an agreement pursuant to which Bally will merge with and into Hilton. The transaction, which has been approved by the Board of Directors of Bally and Hilton, is subject to approval by the companies' shareholders and gaming regulators of several states, and is expected to close by year-end 1996.

SEASONAL FACTORS

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

ACQUISITIONS OF BALLY'S GRAND, INC. COMMON STOCK

Bally's Grand, Inc. owns and operates the casino hotel resort in Las Vegas, Nevada known as "Bally's Las Vegas." During the six months ended June 30,
1996, a wholly owned subsidiary of Casino Holdings acquired 334,074 shares of Bally's Grand, Inc. common stock in several transactions for $5,765. As a result, Casino Holdings' ownership of Bally's Grand, Inc. common stock increased to approximately 85% of the shares outstanding at June 30, 1996.

ALLOCATIONS FROM BALLY AND TRANSACTIONS WITH RELATED PARTIES

Bally allocates costs to the Company (exclusive of Bally's Grand, Inc., which pays to an indirect wholly owned subsidiary of Bally a $3,000 annual management fee that is included in "Allocations from Bally Entertainment Corporation") consisting of the Company's allocable share of Bally's corporate overhead including executive salaries and benefits, public company reporting

                          BALLY'S CASINO HOLDINGS, INC.
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (All dollar amounts in thousands)
                                   (Unaudited)


costs and other corporate headquarters' costs. While the Company does not obtain a measurable direct benefit from these allocated costs, management believes that the Company receives an indirect benefit from Bally's oversight. Bally's method for allocating costs is designed to apportion the majority of its operating costs to its subsidiaries and is generally based upon many subjective factors including various measures of operational size and extent of Bally's oversight requirements. Management of Bally believes that the methods used to allocate these costs are reasonable. Because of Bally's controlling relationship with the Company and the allocation of certain Bally costs, the operating results of the Company could be significantly different if the Company operated autonomously. In addition, certain of the Company's insurance coverage is obtained by Bally pursuant to corporate-wide programs. In these circumstances, Bally charges the Company its proportionate share of the respective insurance premiums.

Certain executive officers of Bally's Park Place, Inc. ("Bally's Park Place") function in a similar capacity for GNOC, CORP. (a wholly owned subsidiary of Bally which owns and operates the casino hotel resort in Atlantic City known as "The Grand"), and exercise decision-making and operational authority over both entities. No allocation of cost is made from Bally's Park Place to The Grand for these executive officers as management deems the direct allocable cost to be immaterial. In addition, certain administrative and support operations of Bally's Park Place and The Grand are consolidated, including limousine services, legal services and purchasing. Costs of these operations are allocated to or from Bally's Park Place either directly or using various formulas based on estimates of utilization of such services. On a net basis, allocations to The Grand were $107 and $76 for the three months ended June 30, 1996 and 1995, respectively, and $215 and $137 for the six months ended June 30, 1996 and 1995, respectively, which management believes were reasonable. Bally's Park Place also leases land to The Grand, and rental income for each of the three and six month periods ended June 30, 1996 and 1995 was $174 and $348, respectively.

Pursuant to three notes payable, a subsidiary of Casino Holdings owes Bally $28,905 and $27,938 at June 30, 1996 and December 31, 1995, respectively. Two of these notes are payable on demand and the third is due in October 1996. These notes bear interest at varying market-based rates and interest expense related to these notes for the three months ended June 30, 1996 and 1995 was $484 and zero, respectively, and for the six months ended June 30, 1996 and 1995 was $967 and zero, respectively. In addition, Bally and Casino Holdings have a cash management arrangement whereby Bally advances available funds to Casino Holdings to generally fund project costs and working capital requirements of Casino Holdings' subsidiaries. These advances are non-interest bearing and are payable on demand.

In August 1996, Bally's Grand, Inc. agreed to sell its wholly owned subsidiary that owns and is developing the 24 acre tract of land expected to be utilized for the construction of the Paris Casino-Resort to Bally for consideration having an aggregate value of approximately $60,000 ($40,000 in Bally common stock and the balance in cash).

                          BALLY'S CASINO HOLDINGS, INC.
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (All dollar amounts in thousands)
                                   (Unaudited)


LONG-TERM DEBT

The carrying amounts of the Company's long-term debt at June 30, 1996 and December 31, 1995 are as follows:

                                                     June 30    December 31
                                                        1996           1995
                                                 -----------    -----------
Casino Holdings:
  Senior Discount Notes due 1998, less
    unamortized discount of $35,862 and $43,917. $   161,698    $   153,643
Bally's Park Place:
  9-1/4% First Mortgage Notes due 2004..........     425,000        425,000
Bally's Las Vegas:
  10-3/8% First Mortgage Notes due 2003.........     315,000        315,000
Other secured and unsecured obligations.........      38,194         31,017
                                                 -----------    -----------
Total long-term debt............................     939,892        924,660
Current maturities of long-term debt............      (8,013)        (5,720)
                                                 -----------    -----------
Long-term debt, less current maturities......... $   931,879    $   918,940
                                                 ===========    ===========

During the six months ended June 30, 1995, Casino Holdings purchased $10,040 principal amount of its Senior Discount Notes due 1998 (the "Senior Discount Notes") for $6,448 in cash, which resulted in an extraordinary gain of $326, net of income taxes of $176.

Under the terms of the Senior Discount Notes, dividends received by Casino Holdings other than from Bally's Park Place are not available to be paid to Bally unless available pursuant to a net income test (generally limited to 50% of the Company's consolidated net income exclusive of income attributable to Bally's Park Place). At June 30, 1996, no amounts were available for the payment of dividends to Bally under such net income test. However, any dividends paid by Bally's Park Place to Casino Holdings pursuant to a separate net income test (generally limited to 50% of Bally's Park Place's aggregate consolidated net income, as defined, earned since April 1, 1994) may be declared as dividends by Casino Holdings and be paid to Bally. At June 30, 1996, $12,363 was available to be paid by Bally's Park Place to Bally, through Casino Holdings, under this separate net income test. In addition, $5,419 was available as of June 30, 1996 for the payment of dividends by Bally's Las Vegas to Casino Holdings.

INCOME TAXES

Taxable income or loss of the Company (partially exclusive of Bally's Grand, Inc., which must file its own separate consolidated federal income tax return for the period from January 1, 1995 through March 21, 1995, the date Bally's ownership percentage of outstanding common stock of Bally's Grand, Inc. increased to 80%) is included in the consolidated federal income tax return of Bally. Under a tax sharing agreement between Bally's Park Place and Bally, income taxes are allocated to Bally's Park Place based on amounts Bally's Park Place would pay or receive if it filed a separate consolidated federal income tax return, except that Bally's Park Place receives credit from Bally for the tax benefit of Bally's Park Place's net operating losses and tax credits, if any, that can be utilized in Bally's consolidated federal income tax return, regardless of whether these losses or credits could be utilized by Bally's Park Place on a separate consolidated federal income tax return basis. For periods subsequent to March 21, 1995, taxable income or loss of Bally's Grand, Inc. is also included in the consolidated federal income tax return of Bally. Under a tax sharing arrangement between Bally's Grand, Inc. and Bally, income taxes are allocated to Bally's Grand, Inc. based on amounts Bally's Grand,

                          BALLY'S CASINO HOLDINGS, INC.
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (All dollar amounts in thousands)
                                   (Unaudited)


Inc. would pay or receive if it filed a separate consolidated federal income tax return. Casino Holdings has entered into a similar tax sharing agreement with Bally (which generally excludes Bally's Park Place and Bally's Grand, Inc. from its stand alone computation). If there is a default and following an acceleration under the Senior Discount Notes while Casino Holdings is a member of the Bally consolidated group, payments to Bally, in the aggregate, under these tax sharing agreements will be decreased (retroactively to the date of the Casino Holdings tax sharing agreement and refunded to the extent paid) to the extent that Casino Holdings would have owed less, in the aggregate, if there had been a single tax sharing agreement with Casino Holdings which included Bally's Park Place in its stand alone computation. Payments to Bally for tax liabilities are due at such time and in such amounts as payments would be required to be made to the Internal Revenue Service. Payments from Bally for tax benefits are due at the time Bally files the applicable consolidated federal income tax return. Under these tax sharing arrangements, the Company had income taxes payable to Bally of $2,736 and $429 at June 30, 1996 and December 31, 1995, respectively.

GUARANTEES

At June 30, 1996, the Company (through Bally's Park Place) was contingently liable for the guarantee of payments up to approximately $29,000 in the event certain nonconsolidated affiliates fail to make required payments pursuant to various contractual obligations.

                          BALLY'S CASINO HOLDINGS, INC.
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues and operating income (loss) for the Company and each of its casino properties were as follows (in millions):

                                                                 Six months
                                                              ended June 30
                                                         ------------------
                                                            1996       1995
                                                         -------    -------
Consolidated (a):
  Revenues (b)......................................      $443.5     $338.6
  Operating income (c)..............................        94.7       66.6

Bally's Park Place:
  Revenues..........................................      $198.1     $196.3
  Operating income..................................        52.8       52.5

Bally's Las Vegas:
  Revenues..........................................      $159.7     $139.7
  Operating income..................................        34.6       21.1

Bally's Mississippi (a):
  Revenues..........................................      $ 39.5     $  1.5
  Operating income (loss) (c).......................         3.1       (3.2)

Bally's New Orleans (a):
  Revenues..........................................      $ 45.8     $   --
  Operating income..................................         6.4         --
- - - ----------

Notes:

(a) Bally's New Orleans commenced operation of its riverboat casino in July 1995 and Bally's Mississippi reopened its dockside casino in December 1995. Between December 1993 and February 1995, Bally's Mississippi operated the dockside casino at a different site.

(b) Includes interest income of $3.3 and $4.2 for the six months ended June 30, 1996 and 1995, respectively.

(c) After amortization of pre-opening costs totalling $3.3 at Bally's Mississippi for the six months ended June 30, 1996.


Revenues and operating income of the Company for the six months ended June 30, 1996 increased $104.9 million (31%) and $28.1 million (42%), respectively, from the 1995 period. These increases principally reflect improved operating results at Bally's Las Vegas and the operations of Bally's New Orleans, which commenced operation of its riverboat casino in July 1995, and Bally's Mississippi, which reopened its dockside casino in December 1995.

Bally's Park Place

Revenues of Bally's Park Place for the six months ended June 30, 1996 were $198.1 million compared to $196.3 million for the 1995 period, an increase of $1.8 million (1%) primarily due to a $2.5 million (1%) increase in casino revenues. Slot revenues increased $2.9 million (2%) due to a 5% increase in slot handle (volume) offset, in part, by a decline in the win percentage from 8.5% in the 1995 period to 8.3% in 1996. On average, Bally's Park Place had 89 (4%) more slot machines for the 1996 period than in 1995. Table game revenues, excluding poker, remained essentially unchanged as a 1% increase in the drop (amount wagered) was offset by a reduction in the hold percentage from 16.4% in the 1995 period to 16.3% in 1996. Other casino revenues

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS--(CONTINUED)


decreased $.4 million (10%). Operating income of Bally's Park Place for the six months ended June 30, 1996 was $52.8 million compared to $52.5 million for the 1995 period, an increase of $.3 million (1%) as the aforementioned 1% revenue increase was substantially offset by a 1% increase in operating expenses. Casino expenses increased $5.1 million (7%) due primarily to expanded promotional efforts. This increase in casino expenses was offset, in part, by a $2.1 million (7%) decrease in other operating expenses primarily due to a real estate tax refund relating to prior years. In addition, food and beverage expenses decreased $.6 million (7%) as a result of an increase in complimentaries, which cost is included in casino expense.

Management believes that the expansion of several casino hotel facilities in Atlantic City, which includes additional hotel rooms and gaming space, has caused and will continue to cause intense promotional efforts to attract players as both Bally's Park Place and its competitors continue to seek to expand their share of gaming revenues and maximize the utilization of their gaming space. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage continues to decline. Management believes that the slot win percentage will continue to be subject to competitive pressure and may decline further. In addition, proposals for several new casino hotel resorts were recently announced for Atlantic City and, if and when such resorts are opened, capacity and competition will further increase. However, management believes Bally's Park Place is well-positioned to compete for additional casino revenues in the Atlantic City market through the attractive promotional gaming programs and special events it offers and the appearance and comfort of its gaming space and hotel accommodations. During the first quarter of 1995, Bally's Park Place completed a slot machine upgrade, replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors, and reconfigured its slot machine layout, adding slot stools and increasing aisle space. In addition, Bally's Park Place broke ground in April 1996 for construction of a western-themed casino complex on approximately four acres of Boardwalk property it owns adjacent to its existing casino hotel resort. The complex is presently planned to include 75,000 square feet of casino space and cost approximately $100 million, with completion anticipated in mid-1997.

Bally's Las Vegas

Revenues of Bally's Las Vegas for the six months ended June 30, 1996 were $159.7 million compared to $139.7 million for the 1995 period, an increase of $20.0 million (14%). Casino revenues for the 1996 period were $78.9 million compared to $64.9 million for 1995, an increase of $14.0 million (22%) due, in part, to additional walk-in business resulting from the June 1995 opening of a monorail system connecting Bally's Las Vegas and MGM Grand. Table game revenues increased $6.7 million (21%) due to a 14% increase in the drop and an increase in the hold percentage from 14.3% in the 1995 period to 15.2% in 1996. Slot revenues increased $5.4 million (18%) due to a 26% increase in slot handle offset, in part, by a decline in the win percentage from 6.0% in the 1995 period to 5.7% in 1996. On average, Bally's Las Vegas had 184 (12%) more slot machines for the 1996 period than in 1995. Other casino revenues increased $1.9 million (66%) due to additional revenues generated by the relocated and expanded race and sports book room, which opened in September 1995. Rooms revenue increased $2.5 million (8%) primarily due to a higher average room rate and an increase in the number of rooms occupied compared to the 1995 period. Food and beverage revenues increased $1.5 million (7%) primarily due to increased convention business and the reinstatement of beverage service in the showrooms in the second quarter of 1995. Other revenues increased $2.1 million (9%) primarily due to increased entertainment revenues resulting from additional shows in the 1996 period. Operating income of Bally's Las Vegas for the six months ended
June 30, 1996 was $34.6 million compared to $21.1 million for the 1995 period, an increase of $13.5 million (64%) as the aforementioned 14% increase in revenues was offset, in part, by a 6% increase in operating expenses. Casino operating expenses increased $3.8 million (10%) due principally to increased promotional and marketing costs and to

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS--(CONTINUED)


increased gaming taxes associated with higher casino revenues. Depreciation and amortization expense increased $2.3 million (21%) due to major capital improvements recently completed.

The expansion of existing casino hotel resorts and the development of new casino hotel resorts in Las Vegas continues. In particular, two casino hotel resorts opened in mid-1996 and another is expected to open later in 1996. These three casino hotel resorts are adding a total of approximately 270,000 square feet of gaming space and 6,500 guest rooms to the Las Vegas Strip. Management believes that the additional casino and hotel room capacity resulting from the opening of new casino hotels may have a short-term negative impact on Bally's Las Vegas, but that over the long term Bally's Las Vegas benefits from the increase in the number of visitors to Las Vegas that these new properties attract. To enhance its competitiveness in the Las Vegas market, Bally's Las Vegas completed an extensive capital improvement program over the last three years including, among others, improvements to its frontage area along the Strip, the monorail system, a renovation of all of its hotel rooms, the new race and sports book room and a slot machine upgrade.

Bally's Mississippi

As described previously, Bally's Mississippi reopened its dockside casino in December 1995 in Robinsonville, Mississippi, where Lady Luck Gaming Corporation had constructed a 238-room hotel. Between December 1993 and February 1995, Bally's Mississippi operated the dockside casino at a different site. Revenues of Bally's Mississippi for the six months ended June 30, 1996 were $39.5 million, and included casino revenues of $36.9 million (slot revenues were $28.1 million and table game revenues were $8.8 million) and room revenues of $1.6 million. Operating income for the six months ended June 30, 1996 was $3.1 million, after giving effect to the amortization of $3.3 million of pre-opening costs. Revenues of Bally's Mississippi for the six months ended June 30, 1995 were $1.5 million (casino revenues were $1.0 million and room revenues were $.5 million). Operating loss for the six months ended June 30, 1995 was $3.2 million, and included gaming-related costs (primarily slot machine lease costs) and general and administrative costs incurred during the temporary cessation of casino operations.

Mississippi gaming law does not limit the number of gaming licenses that may be granted. As a result, management believes there was a saturation of gaming facilities in and around the Memphis, Tennessee market, which led to the closing of six casinos in that market since April 1994 (including Bally's Mississippi, which was moved and reopened). As of July 31, 1996, ten gaming facilities were operating in this market. Four of these gaming facilities are located adjacent to Bally's Mississippi, one of which commenced operations in June 1996 somewhat closer to Memphis than Bally's Mississippi. These gaming facilities present significant competition for Bally's Mississippi.

Bally's New Orleans

As described previously, Bally's New Orleans commenced the operation of its riverboat casino in July 1995 in New Orleans, Louisiana. Revenues of Bally's New Orleans for the six months ended June 30, 1996 were $45.8 million and included casino revenues of $44.2 million (slot revenues were $35.1 million and table game revenues were $9.1 million). Operating income of Bally's New Orleans for the six months ended June 30, 1996 was $6.4 million.

Louisiana law currently limits to fifteen the number of riverboat gaming licenses that may be granted (all of which have been granted as of July 31, 1996), with a maximum of six riverboats in any one parish. Four riverboats are presently operating in the New Orleans area (including Bally's New Orleans). During 1995, Bally's New Orleans also competed with a land-based casino which was operating at a temporary location and was expected to become the largest land-based casino in the United States when it moved to its permanent location. However, in November 1995, the competitor ceased

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS--(CONTINUED)


operations at the temporary location and suspended construction at the permanent site. It is presently not known if, or when, operations at the temporary site or construction of the permanent land-based facility will resume.

Interest expense

Interest expense, net of capitalized interest, was $48.4 million for the six months ended June 30, 1996 compared to $44.7 million for the 1995 period, an increase of $3.7 million (8%) due, in part, to a decrease in the amount of capitalized interest.

Income taxes

For the six months ended June 30, 1996, the effective rate of the income tax provision differed from the U.S. statutory tax rate (35%) due principally to state income taxes and adjustments of prior years' taxes offset, in part, by the effects of minority interests' equity in earnings. The effective rate of the income tax provision for the six months ended June 30, 1995 differed from the U.S. statutory tax rate due to state income taxes, adjustments of prior years' taxes and certain nondeductible expenses.

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



Dated:  August 14, 1996