Form 10-Q
period 1996-09-30
BALLYS CASINO HOLDINGS INC
filed 1996-11-14
CIK 908611

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1996


                                       or


[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934



                        Commission file number: 33-65438



                          BALLY'S CASINO HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)




                Delaware                                     36-3886977
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)



8700 West Bryn Mawr Avenue, Chicago, Illinois                  60631
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (773) 399-1300




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes:   X         No:

As of October 31, 1996, all 100 outstanding shares of the registrant's common stock were held by an indirect wholly owned subsidiary of Bally Entertainment Corporation.

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)



                                      INDEX
                                                                        Page
                                                                      Number

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial statements:

     Condensed consolidated balance sheet (unaudited)
       September 30, 1996 and December 31, 1995......................      1

     Condensed consolidated statement of income (unaudited)
       Nine months ended September 30, 1996 and 1995.................      2

     Condensed consolidated statement of income (unaudited)
       Three months ended September 30, 1996 and 1995................      3

     Consolidated statement of stockholders' equity (unaudited)
       Nine months ended September 30, 1996..........................      4

     Consolidated statement of cash flows (unaudited)
       Nine months ended September 30, 1996 and 1995.................      5

     Notes to condensed consolidated financial statements
       (unaudited)...................................................      7

  Item 2.  Management's discussion and analysis of results
              of operations..........................................     11


PART II.  OTHER INFORMATION

  Item 1.  Legal proceedings.........................................     15

  Item 6.  Exhibits and reports on Form 8-K..........................     16


SIGNATURE PAGE.......................................................     17

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                 September 30    December 31
                                                         1996           1995
                                                 ------------   ------------
                      ASSETS

Current assets:
  Cash and equivalents.......................... $    174,245   $    111,297
  Marketable securities, at fair value
    (includes Bally Entertainment Corporation
    common stock of $41,166 in 1996)............       41,635          1,781
  Receivables, less allowances of $8,146
    and $7,422..................................       26,447         19,102
  Receivables from affiliates...................        3,035            428
  Inventories...................................        5,613          5,960
  Deferred income taxes.........................       15,240         15,897
  Other current assets..........................       14,662          7,312
                                                 ------------   ------------
    Total current assets........................      280,877        161,777

Property and equipment, less accumulated
  depreciation of $432,237 and $389,594.........      942,845        986,002
Intangible assets, less accumulated
  amortization of $3,877 and $2,549.............       28,781         27,565
Other assets....................................       72,174         73,676
                                                 ------------   ------------
                                                 $  1,324,677   $  1,249,020
                                                 ============   ============
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable to Bally Entertainment Corporation.... $     42,608   $     42,711
  Accounts payable..............................       13,858         18,441
  Income taxes payable..........................       11,018          5,563
  Accrued liabilities...........................       70,923         80,872
  Current maturities of long-term debt..........        8,443          5,720
                                                 ------------   ------------
    Total current liabilities...................      146,850        153,307

Long-term debt, less current maturities.........      933,563        918,940
Deferred income taxes...........................       94,095         94,174
Other liabilities...............................       13,673         11,330

Minority interests..............................       29,826         25,941

Stockholders' equity............................      106,670         45,328
                                                 ------------   ------------
                                                 $  1,324,677   $  1,249,020
                                                 ============   ============














                             See accompanying notes.

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 (In thousands)
                                   (Unaudited)

                                                                Nine months
                                                         ended September 30
                                                     ----------------------
                                                           1996        1995
                                                     ----------  ----------

Revenues............................................ $  670,505  $  546,252

Costs and expenses:
  Cost of operations................................    381,857     328,868
  Selling, general and administrative...............     73,276      51,301
  Gaming development costs, including
    amortization of pre-opening costs of
    $3,281 and $2,492...............................      5,018       6,373
  Allocations from Bally Entertainment
    Corporation.....................................     10,219      10,061
  Depreciation and amortization.....................     49,682      41,545
                                                     ----------  ----------
                                                        520,052     438,148
                                                     ----------  ----------
Operating income....................................    150,453     108,104
Gain on sales of marketable securities..............        820         539
Interest expense....................................    (72,993)    (68,087)
                                                     ----------  ----------
Income before income taxes, minority interests
  and extraordinary item............................     78,280      40,556
Income tax provision................................    (30,043)    (20,242)
Minority interests..................................     (4,007)      1,018
                                                     ----------  ----------
Income before extraordinary item....................     44,230      21,332
Extraordinary gain on extinguishment of debt........                    339
                                                     ----------  ----------
Net income.......................................... $   44,230  $   21,671
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

                                                               Three months
                                                         ended September 30
                                                     ----------------------
                                                           1996        1995
                                                     ----------  ----------

Revenues............................................ $  226,979  $  207,666

Costs and expenses:
  Cost of operations................................    125,834     124,496
  Selling, general and administrative...............     24,834      18,579
  Gaming development costs, including
    amortization of pre-opening costs of
    $2,492 in 1995..................................        414       4,194
  Allocations from Bally Entertainment
    Corporation.....................................      3,447       3,481
  Depreciation and amortization.....................     16,706      15,449
                                                     ----------  ----------
                                                        171,235     166,199
                                                     ----------  ----------
Operating income....................................     55,744      41,467
Gain on sales of marketable securities..............        870         221
Interest expense....................................    (24,613)    (23,362)
                                                     ----------  ----------
Income before income taxes, minority interests
  and extraordinary item............................     32,001      18,326
Income tax provision................................    (11,214)     (8,937)
Minority interests..................................       (428)      1,675
                                                     ----------  ----------
Income before extraordinary item....................     20,359      11,064
Extraordinary gain on extinguishment of debt........                     13
                                                     ----------  ----------
Net income.......................................... $   20,359  $   11,077
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


                                                        Retained
                                                Addi-   earnings       Total
                                               tional    (accum-      stock-
                                              paid-in     ulated    holder's
                                              capital   deficit)      equity
                                             --------   --------    --------

Balance at December 31, 1995...............  $ 48,983   $ (3,655)   $ 45,328
  Net income...............................               44,230      44,230
  Excess of sales price over historical
    basis of subsidiary sold to Bally
    Entertainment Corporation..............    16,670                 16,670
  Change in unrealized gain/loss on
    available-for-sale securities..........                  442         442
                                             --------   --------    --------
Balance at September 30, 1996..............  $ 65,653   $ 41,017    $106,670
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


                                                                Nine months
                                                         ended September 30
                                                     ----------------------
                                                           1996        1995
                                                     ----------  ----------
OPERATING:
 Income before extraordinary item................... $   44,230  $   21,332
 Adjustments to reconcile to cash provided--
  Depreciation and amortization (including
    pre-opening costs)..............................     52,963      44,037
  Interest accretion on discount notes and other
    amortization included in interest expense.......     14,953      14,032
  Minority interests................................      4,007      (1,018)
  Provision for doubtful receivables................      1,440       2,431
  Deferred income taxes.............................       (874)     (3,347)
  Gain on sales of marketable securities............       (820)       (539)
  Change in operating assets and liabilities........    (30,738)    (13,819)
  Other, net........................................        591      (2,483)
                                                     ----------  ----------
     Cash provided by operating activities..........     85,752      60,626

INVESTING:
 Proceeds from sale of subsidiary to Bally
   Entertainment Corporation........................     17,500
 Purchases and construction of property and
   equipment........................................    (32,443)    (92,339)
 Decrease in construction-related liabilities.......     (5,152)     (1,254)
 Acquisitions of Bally's Grand, Inc. common stock...     (6,995)    (15,179)
 Purchases of marketable securities.................                 (9,748)
 Net proceeds from sales of marketable securities...      1,830       4,003
 Advance to nonconsolidated venture.................                 (3,000)
 Other, net.........................................     (1,626)     (6,975)
                                                     ----------  ----------
     Cash used in investing activities..............    (26,886)   (124,492)

FINANCING:
 Debt transactions--
  Decrease in payable to Bally Entertainment
    Corporation.....................................       (103)       (692)
  Proceeds from long-term borrowings................     10,000      40,516
  Repayments of long-term debt......................     (4,936)    (11,250)
  Debt issuance costs...............................       (879)       (707)
                                                     ----------  ----------
     Cash provided by debt transactions.............      4,082      27,867
 Equity transactions--
  Dividends paid....................................                (11,100)
                                                     ----------  ----------
     Cash provided by financing activities..........      4,082      16,767
                                                     ----------  ----------
Increase (decrease) in cash and equivalents.........     62,948     (47,099)
Cash and equivalents, beginning of period...........    111,297     139,729
                                                     ----------  ----------
Cash and equivalents, end of period................. $  174,245  $   92,630
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


                                                                Nine months
                                                         ended September 30
                                                     ----------------------
                                                           1996        1995
                                                     ----------  ----------
SUPPLEMENTAL CASH FLOWS INFORMATION:

  Changes in operating assets and liabilities, net
    of effects from the sale of subsidiary to Bally
    Entertainment Corporation, were as follows:
      Increase in receivables and receivables
        from affiliates............................. $  (10,530) $   (1,511)
      Decrease in income taxes receivable...........                  2,558
      (Increase) decrease in inventories, other
        current assets and other assets.............     (9,226)      1,258
      Decrease in accounts payable, accrued
        liabilities and other liabilities...........     (7,012)    (16,124)
      Decrease in income taxes payable..............     (3,970)
                                                     ----------  ----------
                                                     $  (30,738) $  (13,819)
                                                     ==========  ==========

  Operating activities include cash payments for
    interest and income taxes as follows:
      Interest paid................................. $   58,745  $   58,429
      Interest capitalized..........................       (395)     (2,688)
      Income taxes paid (net of refunds)............     34,887      21,123

  Investing and financing activities exclude the
    following non-cash transactions--
      Bally Entertainment Corporation common
        stock received upon sale of subsidiary
        to Bally Entertainment Corporation.......... $   40,000  $
      Contribution of net assets into consolidated
        venture by minority interest................                 13,166
      Purchases of marketable securities on
        margin......................................                 13,610
      Sales of margined marketable securities
        (including unsettled sales).................                 10,221





















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

All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at September 30, 1996, its condensed consolidated statements of income for the three and nine months ended September 30, 1996 and 1995, its consolidated statement of stockholders' equity for the nine months ended September 30, 1996 and its consolidated statement of cash flows for the nine months ended September 30, 1996 and 1995. All such adjustments were of a normal recurring nature.

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

ACQUISITION OF BALLY BY HILTON HOTELS CORPORATION

In June 1996, Bally and Hilton Hotels Corporation ("Hilton") entered into an agreement pursuant to which Bally will merge with and into Hilton (the "Merger"). The transaction, which has been approved by the Board of Directors and shareholders of Bally and Hilton, is subject to approval by gaming regulators of several jurisdictions, and is expected to close before year-end 1996.

SEASONAL FACTORS

The Company's operations are subject to seasonal factors and, therefore, the results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

ACQUISITIONS OF BALLY'S GRAND, INC. COMMON STOCK

Bally's Grand, Inc. owns and operates the casino hotel resort in Las Vegas, Nevada known as "Bally's Las Vegas." During the nine months ended September 30, 1996, a wholly owned subsidiary of Casino Holdings acquired 334,074 shares of Bally's Grand, Inc. common stock in several transactions for $5,765. As a result, Casino Holdings' ownership of Bally's Grand, Inc. common stock increased to approximately 85% of the shares outstanding at September 30, 1996.

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

Certain executive officers of Bally's Park Place, Inc. ("Bally's Park Place") function in a similar capacity for GNOC, CORP. (a wholly owned subsidiary of Bally which owns and operates the casino hotel resort in Atlantic City known as "The Grand"), and exercise decision-making and operational authority over both entities. No allocation of cost is made from Bally's Park Place to The Grand for these executive officers as management deems the direct allocable cost to be immaterial. In addition, certain administrative and support operations of Bally's Park Place and The Grand are consolidated, including limousine services, legal services and purchasing. Costs of these operations are allocated to or from Bally's Park Place either directly or using various formulas based on estimates of utilization of such services. On a net basis, allocations to The Grand were $65 and $107 for the three months ended September 30, 1996 and 1995, respectively, and $280 and $244 for the nine months ended September 30, 1996 and 1995, respectively, which management believes were reasonable. Bally's Park Place also leases land to The Grand, and rental income for each of the three and nine month periods ended September 30, 1996 and 1995 was $174 and $522, respectively.

Pursuant to three notes payable, a subsidiary of Casino Holdings owes Bally $29,401 and $27,938 at September 30, 1996 and December 31, 1995, respectively. These notes are presently payable on demand and bear interest at varying market-based rates. Interest expense related to these notes for the three months ended September 30, 1996 and 1995 was $495 and zero, respectively, and for the nine months ended September 30, 1996 and 1995 was $1,462, and zero, respectively. In addition, Bally and Casino Holdings have a cash management arrangement whereby Bally advances available funds to Casino Holdings to generally fund project costs and working capital requirements of Casino Holdings' subsidiaries. These advances are non-interest bearing and are payable on demand.

In August 1996, Bally's Grand, Inc. sold Paris Casino Corp. (a wholly owned subsidiary that owns 24 acres of land next to Bally's Las Vegas upon which the Paris Casino-Resort is planned to be developed) to Bally for consideration having an aggregate value of $57,500 ($17,500 in cash and 1,457,195 shares of Bally common stock, which are included in marketable securities on the condensed consolidated balance sheet of the Company at September 30, 1996). In addition, Bally reimbursed Bally's Grand, Inc. for Paris Casino-Resort development costs incurred to date and certain transaction-related costs, and granted Bally's Grand, Inc. certain operating considerations pursuant to a shared facilities agreement. The transaction was negotiated and approved by an independent Special Committee of the Board of Directors of Bally's Grand, Inc. The Special Committee retained independent legal counsel and financial advisors in connection with the evaluation and negotiation of the transaction. For financial accounting purposes, because Bally (through a subsidiary of Casino Holdings) owns approximately 85% of the outstanding common stock of

                          BALLY'S CASINO HOLDINGS, INC.
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (All dollar amounts in thousands)
                                   (Unaudited)


Bally's Grand, Inc., the excess of the sales price over the historical net book value of Paris Casino Corp. (net of income taxes of $10,593 and minority interests of $3,002) was accounted for as an increase to stockholders' equity.

LONG-TERM DEBT

The carrying amounts of the Company's long-term debt at September 30, 1996 and December 31, 1995 are as follows:

                                                 September 30   December 31
                                                         1996          1995
                                                  -----------   -----------
Casino Holdings:
  Senior Discount Notes due 1998, less
    unamortized discount of $31,635 and $43,917.  $   165,925   $   153,643
Bally's Park Place:
  9-1/4% First Mortgage Notes due 2004..........      425,000       425,000
Bally's Las Vegas:
  10-3/8% First Mortgage Notes due 2003.........      315,000       315,000
Other secured and unsecured obligations.........       36,081        31,017
                                                  -----------   -----------
Total long-term debt............................      942,006       924,660
Current maturities of long-term debt............       (8,443)       (5,720)
                                                  -----------   -----------
Long-term debt, less current maturities.........  $   933,563   $   918,940
                                                  ===========   ===========

In October 1996, Hilton announced offers to purchase any and all of Bally's Casino Holdings, Inc.'s Senior Discount Notes due 1998 (the "Senior Discount Notes"), Bally's Park Place's 9-1/4% First Mortgage Notes due 2004 and Bally's Las Vegas' 10-3/8% First Mortgage Notes due 2003 (collectively, with the Senior Discount Notes, the "Notes") for cash (the "Tender Offers") and solicitations of consents to proposed amendments to the indentures for the Notes (the "Consent Solicitations"). Each Tender Offer and Consent Solicitation is subject to consummation of the Merger, receipt of tenders and consents for at least a majority of the principal amount of each series of the Notes and the receipt of any necessary gaming regulatory approvals, as well as certain other conditions described in each Offer to Purchase and Consent Solicitation.

During the three and nine months ended September 30, 1995, Casino Holdings purchased $5,000 and $15,040 principal amount of the Senior Discount Notes for $3,631 and $10,079 in cash, respectively, which resulted in extraordinary gains of $13 and $339, respectively, net of income taxes of $7 and $183, respectively.

Under the terms of the Senior Discount Notes, dividends received by Casino Holdings other than from Bally's Park Place are not available to be paid to Bally unless available pursuant to a net income test (generally limited to 50% of the Company's consolidated net income exclusive of income attributable to Bally's Park Place). At September 30, 1996, no amounts were available for the payment of dividends to Bally under such net income test. However, any dividends paid by Bally's Park Place to Casino Holdings pursuant to a separate net income test (generally limited to 50% of Bally's Park Place's aggregate consolidated net income, as defined, earned since April 1, 1994) may be declared as dividends by Casino Holdings and be paid to Bally. At September 30, 1996, $22,492 was available to be paid by Bally's Park Place to Bally, through Casino Holdings, under this separate net income test. In addition, $6,968 was available as of September 30, 1996 for the payment of dividends by Bally's Las Vegas to Casino Holdings.

                          BALLY'S CASINO HOLDINGS, INC.
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (All dollar amounts in thousands)
                                   (Unaudited)



INCOME TAXES

Taxable income or loss of the Company (partially exclusive of Bally's Grand, Inc., which filed its own separate consolidated federal income tax return for the period from January 1, 1995 through March 21, 1995, the date Bally's ownership percentage of outstanding common stock of Bally's Grand, Inc. increased to 80%) is included in the consolidated federal income tax return of Bally. Under a tax sharing agreement between Bally's Park Place and Bally, income taxes are allocated to Bally's Park Place based on amounts Bally's Park Place would pay or receive if it filed a separate consolidated federal income tax return, except that Bally's Park Place receives credit from Bally for the tax benefit of Bally's Park Place's net operating losses and tax credits, if any, that can be utilized in Bally's consolidated federal income tax return, regardless of whether these losses or credits could be utilized by Bally's Park Place on a separate consolidated federal income tax return basis. For periods subsequent to March 21, 1995, taxable income or loss of Bally's Grand, Inc. is also included in the consolidated federal income tax return of Bally. Under a tax sharing arrangement between Bally's Grand, Inc. and Bally, income taxes are allocated to Bally's Grand, Inc. based on amounts Bally's Grand, Inc. would pay or receive if it filed a separate consolidated federal income tax return. Casino Holdings has entered into a similar tax sharing agreement with Bally (which generally excludes Bally's Park Place and Bally's Grand, Inc. from its stand alone computation). If there is a default and following an acceleration under the Senior Discount Notes while Casino Holdings is a member of the Bally consolidated group, payments to Bally, in the aggregate, under these tax sharing agreements will be decreased (retroactively to the date of the Casino Holdings tax sharing agreement and refunded to the extent paid) to the extent that Casino Holdings would have owed less, in the aggregate, if there had been a single tax sharing agreement with Casino Holdings which included Bally's Park Place in its stand alone computation. Payments to Bally for tax liabilities are due at such time and in such amounts as payments would be required to be made to the Internal Revenue Service. Payments from Bally for tax benefits are due at the time Bally files the applicable consolidated federal income tax return. Under these tax sharing arrangements, the Company had income taxes payable to Bally of $11,623 and $429 at September 30, 1996 and December 31, 1995, respectively.

GUARANTEES

At September 30, 1996, the Company (through Bally's Park Place) was contingently liable for the guarantee of payments up to approximately $25,200 in the event certain nonconsolidated affiliates fail to make required payments pursuant to various contractual obligations.

                          BALLY'S CASINO HOLDINGS, INC.
    (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenues and operating income (loss) for the Company and each of its casino properties were as follows (in millions):

                                                                Nine months
                                                         ended September 30
                                                         ------------------
                                                            1996       1995
                                                         -------    -------
Consolidated (a):
  Revenues (b)......................................      $670.5     $546.3
  Operating income (c)..............................       150.5      108.1

Bally's Park Place:
  Revenues..........................................      $314.8     $315.3
  Operating income..................................        95.6       91.2

Bally's Las Vegas:
  Revenues..........................................      $233.7     $209.6
  Operating income..................................        46.9       30.3

Bally's Mississippi (a):
  Revenues..........................................      $ 55.0     $  2.3
  Operating income (loss) (c).......................         3.0       (4.3)

Bally's New Orleans (a):
  Revenues..........................................      $ 66.6     $ 17.7
  Operating income (loss) (d).......................         8.5       (3.0)

----------

Notes:

(a) Bally's New Orleans commenced operation of its riverboat casino in July 1995 and Bally's Mississippi reopened its dockside casino in December 1995. Between December 1993 and February 1995, Bally's Mississippi operated the dockside casino at a different site.

(b) Includes interest income of $5.5 million and $5.9 million for the nine months ended September 30, 1996 and 1995, respectively.

(c) After amortization of pre-opening costs totalling $3.3 million at Bally's Mississippi for the nine months ended September 30, 1996.

(d) After amortization of pre-opening costs totalling $2.5 million at Bally's New Orleans for the nine months ended September 30, 1995.



Revenues and operating income of the Company for the nine months ended September 30, 1996 increased $124.2 million (23%) and $42.4 million (39%), respectively, from the 1995 period. These increases principally reflect improved operating results at Bally's Las Vegas and the operations of Bally's New Orleans, which commenced operation of its riverboat casino in July 1995, and Bally's Mississippi, which reopened its dockside casino in December 1995.

Bally's Park Place

Revenues of Bally's Park Place for the nine months ended September 30, 1996 were $314.8 million compared to $315.3 million for the 1995 period, a decrease of $.5 million due, in part, to a $2.0 million (1%) decrease in casino revenues. Slot revenues decreased $1.3 million (1%) due to a decline in the win percentage from 8.5% in the 1995 period to 8.3% in 1996 offset, in part,

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS--(CONTINUED)


by a 2% increase in slot handle (volume). On average, Bally's Park Place had 89 (4%) more slot machines for the 1996 period than in 1995. Table game revenues, excluding poker, remained essentially unchanged as a 1% increase in the drop (amount wagered) was offset by a reduction in the hold percentage from 16.4% in the 1995 period to 16.3% in 1996. Other casino revenues decreased $.8 million (14%). Operating income of Bally's Park Place for the nine months ended September 30, 1996 was $95.6 million compared to $91.2 million for the 1995 period, an increase of $4.4 million (5%) as the aforementioned revenue decrease was more than offset by a 2% decrease in operating expenses. Other operating expenses declined $1.8 million (4%) primarily due to a real estate tax refund relating to prior years. In addition, food and beverage expenses decreased $1.5 million (11%) due primarily to an increase in complimentaries, which cost is included in casino expenses.

Management believes that the expansion of several casino hotel facilities in Atlantic City, which includes additional hotel rooms and gaming space, has caused and will continue to cause intense promotional efforts to attract players as both Bally's Park Place and its competitors continue to seek to expand their share of gaming revenues and maximize the utilization of their gaming space. Further, as a result of the aggressive competition for slot patrons, the Atlantic City slot win percentage continues to decline. Management believes that the slot win percentage will continue to be subject to competitive pressure and may decline further. In addition, proposals for several new casino hotel resorts were recently announced for Atlantic City and, if and when such resorts are opened, capacity and competition will further increase. However, management believes Bally's Park Place is well-positioned to compete for additional casino revenues in the Atlantic City market through the attractive promotional gaming programs and special events it offers and the appearance and comfort of its gaming space and hotel accommodations. During the first quarter of 1995, Bally's Park Place completed a slot machine upgrade, replacing the majority of its slot machines with state-of-the-art machines with embedded bill acceptors, and reconfigured its slot machine layout, adding slot stools and increasing aisle space. In addition, Bally's Park Place broke ground in April 1996 for construction of a western-themed casino complex on approximately four acres of Boardwalk property it owns adjacent to its existing casino hotel resort. The complex is presently planned to include 75,000 square feet of casino space and cost approximately $110 million, with completion anticipated in mid-1997.

Bally's Las Vegas

Revenues of Bally's Las Vegas for the nine months ended September 30, 1996 were $233.7 million compared to $209.6 million for the 1995 period, an increase of $24.1 million (11%). Casino revenues for the 1996 period were $116.2 million compared to $101.3 million for 1995, an increase of $14.9 million (15%) due, in part, to additional walk-in business resulting from the June 1995 opening of a monorail system connecting Bally's Las Vegas and MGM Grand. Slot revenues increased $7.3 million (16%) due to a 27% increase in slot handle offset, in part, by a decline in the win percentage from 6.1% in the 1995 period to 5.6% in 1996. On average, Bally's Las Vegas had 196 (13%) more slot machines for the 1996 period than in 1995. Table game revenues increased $4.9 million (10%) due to a 7% increase in the drop and an increase in the hold percentage from 14.7% in the 1995 period to 15.1% in 1996. Other casino revenues increased $2.7 million (60%) due to additional revenues generated by the relocated and expanded race and sports book room, which opened in September 1995. Rooms revenue increased $3.3 million (7%) primarily due to a higher average room rate compared to the 1995 period. Food and beverage revenues increased $2.5 million (8%) primarily due to increased convention business and the reinstatement of beverage service in the showrooms in the second quarter of 1995. Other revenues increased $3.4 million (10%) primarily due to increased entertainment revenues. Operating income of Bally's Las Vegas for the nine months ended September 30, 1996 was $46.9 million compared to $30.3 million for the 1995 period, an increase of $16.6

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS--(CONTINUED)


million (55%) as the aforementioned 11% increase in revenues was offset, in part, by a 4% increase in operating expenses. Casino operating expenses increased $2.6 million (4%) due principally to increased promotional and marketing costs and to increased gaming taxes associated with higher casino revenues. Depreciation and amortization expense increased $2.4 million (14%) due to major capital improvements recently completed.

The expansion of existing casino hotel resorts and the development of new casino hotel resorts in Las Vegas continues. In particular, two casino hotel resorts opened in mid-1996 and another is expected to open in early 1997. These three casino hotel resorts are adding a total of approximately 270,000 square feet of gaming space and 6,500 guest rooms to the Las Vegas Strip. Management believes that the additional casino and hotel room capacity resulting from the opening of new casino hotels may have a short-term negative impact on Bally's Las Vegas, but that over the long term Bally's Las Vegas benefits from the increase in the number of visitors to Las Vegas that these new properties attract. To enhance its competitiveness in the Las Vegas market, Bally's Las Vegas completed an extensive capital improvement program over the last three years including, among others, improvements to its frontage area along the Strip, the monorail system, a renovation of all of its hotel rooms, the new race and sports book room and a slot machine upgrade.

Bally's Mississippi

Bally's Mississippi reopened its dockside casino in December 1995 in Robinsonville, Mississippi, where Lady Luck Gaming Corporation had constructed a 238-room hotel. Between December 1993 and February 1995, Bally's Mississippi operated the dockside casino at a different site. Revenues of Bally's Mississippi for the nine months ended September 30, 1996 were $55.0 million, and included casino revenues of $51.0 million (slot revenues were $39.6 million and table game revenues were $11.4 million) and room revenues of $2.5 million. Operating income for the nine months ended September 30, 1996 was $3.0 million, after giving effect to the amortization of $3.3 million of pre-opening costs. Revenues of Bally's Mississippi for the nine months ended September 30, 1995 were $2.3 million (casino revenues were $1.0 million and room revenues were $1.3 million). Operating loss for the nine months ended September 30, 1995 was $4.3 million, and included gaming-related costs (primarily slot machine lease costs) and general and administrative costs incurred during the temporary cessation of casino operations.

Mississippi gaming law does not limit the number of gaming licenses that may be granted. As a result, management believes there was a saturation of gaming facilities in and around the Memphis, Tennessee market, which led to the closing of six casinos in that market since April 1994 (including Bally's Mississippi, which was moved and reopened). As of October 31, 1996, ten gaming facilities were operating in this market. Four of these gaming facilities are located adjacent to Bally's Mississippi, one of which commenced operations in June 1996 somewhat closer to Memphis than Bally's Mississippi. These gaming facilities present, and any others which subsequently commence operations in the Memphis market could present, significant competition for Bally's Mississippi.

Bally's New Orleans

Bally's New Orleans commenced the operation of its riverboat casino in July 1995 in New Orleans, Louisiana. Revenues of Bally's New Orleans for the nine months ended September 30, 1996 were $66.6 million and included casino revenues of $64.4 million (slot revenues were $51.7 million and table game revenues were $12.7 million). Operating income of Bally's New Orleans for the nine months ended September 30, 1996 was $8.5 million. Revenues of Bally's New Orleans for the nine months ended September 30, 1995 were $17.7 million and included casino revenues of $16.9 million (slot revenues were $13.4 million and table game revenues were $3.5 million). Operating loss of Bally's

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION) MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS--(CONTINUED)


New Orleans for the nine months ended September 30, 1995 was $3.0 million, including the amortization of $2.5 million of pre-opening costs.

Louisiana law currently limits to fifteen the number of riverboat gaming licenses that may be granted (all but one of which have been granted as of October 31, 1996), with a maximum of six riverboats in any one parish. Four riverboats are presently operating in the New Orleans area (including Bally's New Orleans), although one riverboat has been granted regulatory approval to relocate to Shreveport by the third quarter of 1997. During 1995, Bally's New Orleans also competed with a land-based casino which was operating at a temporary location and was expected to become the largest land-based casino in the United States when it moved to its permanent location. However, in November 1995, the competitor filed for protection under bankruptcy laws, ceased operations at the temporary location and suspended construction at the permanent site. It is presently not known if, or when, operations at the temporary location or construction of the permanent land-based facility will resume.

Interest expense

Interest expense was $73.0 million for the nine months ended September 30, 1996 compared to $68.1 million for the 1995 period, an increase of $4.9 million (7%) due primarily to a decrease in the amount of capitalized interest and a higher average level of debt.

Income taxes

For the nine months ended September 30, 1996, the effective rate of the income tax provision differed from the U.S. statutory tax rate (35%) due principally to state income taxes. The effective rate of the income tax provision for the nine months ended September 30, 1995 differed from the U.S. statutory tax rate due to state income taxes and certain nondeductible expenses.

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
                           PART II. OTHER INFORMATION


Item 1.  Legal proceedings

         Two purported derivative actions against Bally's Grand Inc., its directors and Bally, one commenced in October 1995 and the other in September 1996, have been consolidated under the caption In re: Bally's Grand Derivative Litigation in the Court of Chancery of the State of Delaware, New Castle County. The consolidated complaint alleges breaches of fiduciary duty and waste of corporate assets in connection with certain actions including the sale by Bally's Grand, Inc. to Bally of the capital stock of Paris Casino Corp. (the "Paris Transaction"), alleged improper delegation of duties by Bally's Grand, Inc.'s Board of Directors by virtue of a management agreement (the "Management Agreement") among Bally's Grand, Inc., Bally, and Bally's Grand Management Co., Inc. (a wholly owned subsidiary of Bally), the Bally's Grand Management Co., Inc.'s designation pursuant to the Management Agreement of recipients awarded Bally's Grand, Inc. common stock pursuant to an incentive stock plan, purchases of Bally's Grand, Inc. common stock by Bally's Grand, Inc. and Bally, and a consulting agreement entered into by Bally's Grand, Inc. with Arveron Investments, L.P. in connection with Bally's Grand Inc.'s investments in publicly-traded securities and certain repurchases of its common stock. The plaintiffs seek, among other things: (i) rescission of the Paris Transaction, (ii) a declaration that the Management Agreement is unlawful, (iii) an accounting of damages to Bally's Grand, Inc. and profits to defendants as a result of the transactions complained of,
         (iv) an accounting for purchases of Bally's Grand, Inc. common stock by Bally's Grand, Inc. and Bally, and (v) costs and expenses including reasonable attorneys' fees. A third purported derivative action against Bally's Grand, Inc., its directors, Bally, Bally's Grand Management Co., Inc. and Hilton was commenced in November 1996 under the caption Tower Investment Group, Inc., et al. v. Bally's Grand, Inc., et al. in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleges breach of fiduciary duty and waste of corporate assets by Bally's Grand, Inc.'s directors and Bally in connection with the Paris Transaction, aiding and abetting by Hilton of the breaches of fiduciary duty and waste by Bally's Grand, Inc.'s directors and Bally, fraud, willful misconduct or gross negligence by Bally and Bally's Grand Management Co., Inc. in connection with the Management Agreement, breach of fiduciary duty by Bally's Grand, Inc.'s directors in connection with purchases of Bally's Grand, Inc. common stock by Bally while in possession of material inside information concerning Bally's Grand, Inc.'s earnings, breach of fiduciary duty by Bally in connection with alleged threats to abuse its controlling interest in Bally's Grand, Inc., and violation by Bally's Grand, Inc.'s directors and Bally of Section 203 of the Delaware General Corporation Law in connection with the Paris Transaction. The plaintiffs seek, among other things:
         (i) rescission of the Paris Transaction, (ii) termination of the Management Agreement, (iii) appointment of a custodian to manage Bally's Grand, Inc.'s affairs, (iv) compensatory damages, (v) an order enjoining Bally and Hilton from conveying the Paris Casino-Resort, (vi) disgorgement by Bally and Hilton of the profits of the Paris Casino-Resort, (vii) disgorgement by Arthur M. Goldberg of all payments, warrants and interests received in connection with the Merger, and (viii) disgorgement by Bally of profits earned from any transactions in shares of Bally's Grand, Inc.'s common stock based upon material inside information. The defendants believe the complaints are without merit.

                          BALLY'S CASINO HOLDINGS, INC.
  (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF BALLY ENTERTAINMENT CORPORATION)
                  PART II.  OTHER INFORMATION--(CONTINUED)


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



Dated:  November 13, 1996